Form 10-Q
period 2019-09-30
Orisun Acquisition Corp.
filed 2019-11-14
CIK 1770251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 5,783,235 shares of common stock, $0.00001 par value; issued and outstanding.

ORISUN ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

ORISUN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$380,111	$147,000
Prepaid expenses	73,542	—
Total Current Assets	453,653	147,000

Deferred offering costs	—	105,500
Marketable securities held in Trust Account	44,520,942	—
Total Assets	$44,974,595	$252,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$19,513	$863
Income taxes payable	9,973	—
Accrued offering costs	—	2,500
Promissory note – related party	—	225,000
Total Current Liabilities	29,486	228,363

Deferred underwriting fee payable	1,332,010	—
Total Liabilities	1,361,496	228,363

Commitments
Common stock subject to possible redemption 3,850,841 shares at redemption valued as of September 30, 2019	38,613,098	—

Stockholders’ Equity
Common stock, $0.00001 par value; 30,000,000 shares authorized; and 1,110,010 and 1,150,000 shares issued and outstanding (excluding 3,850,841 and no shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively(1)	19	12
Additional paid in capital	4,963,327	24,988
Retained earnings/(Accumulated deficit)	36,655	(863)
Total Stockholders’ Equity	5,000,001	24,137
Total Liabilities and Stockholders’ Equity	$44,974,595	$252,500

(1)	Included an aggregate of up to 150,000 shares subject to forfeiture at December 31, 2018 if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORISUN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Formation and operating costs	$59,716	$76,475
Loss from operations	(59,716)	(76,475)

Other income:
Interest income	123,966	123,966
Other income	123,966	123,966

Income before provision for income taxes	64,250	47,491
Provision for income taxes	(9,973)	(9,973)
Net income	$54,277	$37,518

Weighted average shares outstanding, basic and diluted (1)	1,521,779	1,175,838

Basic and diluted net loss per common share (2)	$(0.02)	$(0.04)

(1)	Excludes an aggregate of 3,850,841 shares subject to possible redemption for the three and nine months ended September 30, 2019.
(2)	Net loss per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $84,455 for the three and nine months ended September 30, 2019 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORISUN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and nine months ended September 30, 2019

(Unaudited)

	Common Stock (1)		Additional Paid	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit)	Equity
Balance – January 1, 2019	1,150,000	$12	$24,988	$(863)	$24,137

Net loss	—	—	—	(16,656)	(16,656)

Balance – March 31, 2019 (unaudited)	1,150,000	12	24,988	(17,519)	7,481

Net loss	—	—	—	(103)	(103)

Balance – June 30, 2019 (unaudited)	1,150,000	12	24,988	(17,622)	7,378

Sale of 4,440,024 Units, net of underwriting discounts and offering costs	4,440,024	44	41,219,290	—	41,219,334

Sale of 233,201 Private Units	233,201	2	2,332,008	—	2,332,010

Forfeiture of Founder Shares	(39,990)	—	—	—	—

Common stock subject to possible redemption	(3,850,841)	(39)	(38,613,059)	—	(38,613,098)

Sale of unit purchase options	—	—	100	—	100

Net income	—	—	—	54,277	54,277

Balance – September 30, 2019 (unaudited)	1,932,394	$19	$4,963,327	$36,655	$5,000,001

(1)	Included an aggregate of up to 150,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORISUN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$37,518
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(123,966)
Changes in operating assets and liabilities:
Prepaid expenses	(73,542)
Accrued expenses	18,650
Income taxes payable	9,973
Net cash used in operating activities	(131,367)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(44,400,240)
Cash withdrawn from Trust Account	3,264
Net cash used in investing activities	(44,396,976)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees paid	43,068,230
Proceeds from sale of Private Units	2,332,010
Sales of unit purchase options	100
Proceeds from promissory note – related party	9,000
Repayment of promissory note – related party	(234,000)
Payment of offering costs	(413,886)
Net cash provided by financing activities	44,761,454

Net Change in Cash	233,111
Cash – Beginning	147,000
Cash – Ending	$380,111

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$38,558,760
Change in value of common stock subject to possible redemption	$54,338
Deferred underwriting fee payable	$1,332,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from October 22, 2018 (inception) through September 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

Nasdaq Notification

On August 28, 2019, the Company received a written notice from the Staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that based upon the Staff’s determination, the common stock contained in the Company’s Units is not in compliance with the minimum 300 round lot holders required for the listing of its Units on The Nasdaq Capital Market, as set forth in the initial listing requirements of Nasdaq Listing Rule 5505(a)(3), or the minimum 300 public holders required for continued listing, as set forth in the continued listing requirements of Rule 5550(a)(3). The Company appealed the delisting, and on November 4, 2019, Nasdaq found the Company has met the requirements for listing and as such the Company will remain listed.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 5, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 7, 2019 and August 12, 2019. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future periods.

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

SEPTEMBER 30, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At September 30, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the nine months ended September 30, 2019 and for the period from October 22, 2018 (inception) through December 31, 2018.

Net loss per common share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,336,613 shares of common stock (2) rights sold in the Initial Public Offering and private placement that convert into 467,323 share of common stock and (3) a unit purchase option sold to the underwriter that is exercisable for 333,002 shares of common stock, warrants to purchase 166,501 shares of common stock and rights that convert into 33,300 shares of common stock, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Net income	$54,277	$37,518
Less: Income attributable to shares subject to possible redemption	(84,455)	(84,455)
Adjusted net loss	$(30,178)	$(46,937)

Weighted average common shares outstanding, basic and diluted	1,521,779	1,175,838

Basic and diluted net loss per common share	$(0.02)	$(0.04)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 1,932,394 and 1,150,000 shares of common stock issued and outstanding, excluding 3,850,841 and no shares of common stock subject to possible redemption, respectively,.

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2019
Assets:
Marketable securities held in Trust Account	1	$44,520,942

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2018 (inception) through September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had a net income of $54,277, which consisted of interest income on marketable securities held in the Trust Account of $123,966, offset by operating costs of $59,716 and a provision for income taxes of $9,973.

For the nine months ended September 30, 2019, we had a net income of $37,518, which consisted of interest income on marketable securities held in the Trust Account of $123,966, offset by operating costs of $76,475and a provision for income taxes of $9,973.

Liquidity and Capital Resources

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

For the nine months ended September 30, 2019, cash used in operating activities was $131,367, resulting primarily from net income of $37,518 and interest earned on marketable securities held in the Trust Account of $123,966. Changes in operating assets and liabilities used $44,919 of cash.

At September 30, 2019, we had marketable securities held in the Trust Account of $44,520,942. Through September 30, 2019, an aggregate of $3,264 was withdrawn from the interest earned on the Trust Account to pay trustee fees. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2019, we had cash of $380,111 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ORISUN ACQUISITION CORP.

Date: November 14, 2019	By:	/s/ Wei Chen
	Name:	Wei Chen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Lu Zhou
	Name:	Lu Zhou
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)