Form 10-K
period 2019-12-31
Orisun Acquisition Corp.
filed 2020-03-30
CIK 1770251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39014

Orisun Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-2479505
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

555 Madison Avenue, Room 543 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (646) 220-3541

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, $0.00001 par value, one Redeemable Warrant to acquire one-half of one share of Common Stock, and one Right to acquire one-tenth (1/10) of a share of Common Stock	ORSNU	NASDAQ Capital Market
Common Stock	ORSN	NASDAQ Capital Market
Warrants	ORSNW	NASDAQ Capital Market
Rights	ORSNR	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 30, 2019, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s common stock as of March 30, 2020 was 5,783,235.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ORISUN ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2019

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1.	BUSINESS

Introduction

Orisun Acquisition Corp. (the “Company”) was incorporated in Delaware on October 22, 2018 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Although our efforts to identify a prospective target business will not be limited to any particular industry or geographic location, the Company intends to focus its search on companies in and around the high-tech industry. We have not selected any target business for our initial business combination.

We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers, in addition to the geographical reach of our affiliates, will enable us to pursue a broad range of opportunities. Our management team has significant experience in engaging in cross-border business in Asia and the U.S., and understands the cultural, business and economic differences and opportunities that will allow us to negotiate a transaction.

All activity for the period from October 22, 2018 (inception) through December 31, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 2, 2019. On August 6, 2019, the Company consummated the Initial Public Offering of 4,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $40,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 220,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Everstone Investments, LLC (the “Sponsor”) and Chardan Capital Markets LLC (and their designees) (“Chardan”), generating gross proceeds of $2,200,000 (“Private Placement”). In addition, the Company sold to Chardan (and its designees), for $100, an option to purchase 300,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $3,450,000) commencing upon the consummation of a Business Combination.

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

On August 28, 2019, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company consummated the sale of an additional 440,024 Units at a price of $10.00 per Unit and the sale of an additional 13,201 Private Units at a price of at $10.00 per unit, generating total gross proceeds of $4,532,250. Following the closing, an additional $4,400,240 of net proceeds ($10.00 per Unit) was placed in the Trust Account, resulting in $44,400,240 ($10.00 per Unit) held in the Trust Account. In connection with the underwriters election to partially exercise their over-allotment option on August 28, 2019, the Company issued an additional 33,002 unit purchase options to Chardan and its designees. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on August 2, 2024.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Competitive strengths

We believe our specific competitive strengths to be the following:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our common stock or for a combination of our common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to become a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company, such as our lack of an operating history and our requirements to seek stockholder approval of any proposed initial business combination and provide holders of public shares the opportunity to convert their shares into cash from the trust account, as a deterrent, and may prefer to effect a business combination with a more established entity or with a private company.

Transaction flexibility

We offer a target business a variety of options, such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

Management Experience

We believe the experience and contacts of our management team will give us distinct advantages in sourcing, structuring and consummating business combinations. We have a management team with extensive experience in mergers and acquisitions, including cross-border transactions, target sourcing, financial due diligence, deal structuring and negotiation, as well as finance and investment in the United States and Asia, and understands the cultural, business and economic differences and opportunities that will allow us to negotiate a transaction. We believe we can source attractive deals and find good investment opportunities from private and public sources to create value for stockholders. We believe that the network of contacts and relationships of our management team will provide us with an important source of investment opportunities.

Competitive Weaknesses

We believe our competitive weaknesses to be the following:

Limited Financial Resources

Our financial reserves will be relatively limited when contrasted with those of venture capital firms, leveraged buyout firms and operating businesses competing for acquisitions. In addition, our financial resources could be reduced because of our obligation to convert shares held by our public stockholders as well as any tender offer we conduct.

Lack of experience with blank check companies

Our management team is not experienced in pursuing business combinations on behalf of blank check companies. Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses.

Limited technical and human resources

As a blank check company, we have limited technical and human resources. Many venture capital funds, leveraged buyout firms and operating businesses possess greater technical and human resources than we do and thus we may be at a disadvantage when competing with them for target businesses.

Delay associated with stockholder approval or tender offer

We may be required to seek stockholder approval of our initial business combination. If we are not required to obtain stockholder approval of an initial business combination, we will allow our stockholders to sell their shares to us pursuant to a tender offer. Both seeking stockholder approval and conducting a tender offer will delay the consummation of our initial business combination. Other companies competing with us for acquisition opportunities may not be subject to similar requirement, or may be able to satisfy such requirements more quickly than we can. As a result, we may be at a disadvantage in competing for these opportunities.

Effecting an Acquisition Transaction

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we complete a business combination. We intend to utilize cash derived from the proceeds of the IPO and the Private Placements, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of the IPO and the Private Placements are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in the IPO were investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

Sources of Target Businesses

We believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from our Sponsor or from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested in an unsolicited basis, since many of these sources will have known what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial stockholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. As of the date of this report, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	return on equity or invested capital;

●	market capitalization or enterprise value;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an initial business combination with an entity that is affiliated with any of our officers, directors or insiders and are therefore required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view, we may ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our stockholders.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail simultaneous business combinations with several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously consummate our initial business combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With a business combination with several businesses, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholder Approval of Business Combination

In connection with any proposed initial business combination, we will either (1) seek stockholder approval of such initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each public stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. If enough stockholders tender their shares so that we are unable to satisfy any applicable closing condition set forth in the definitive agreement related to our initial business combination, or we are unable to maintain net tangible assets of at least $5,000,001 upon the consummation of initial business combination, we will not consummate such business combination. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction or whether the terms of the transaction would otherwise require us to seek stockholder approval. If we provide stockholders with the opportunity to sell their shares to us by means of a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek stockholder approval of our initial business combination, we will consummate the business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We have determined not to consummate any business combination unless we have net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. However, if we seek to consummate a business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such business combination, the net tangible asset requirement may limit our ability to consummate such a business combination and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all.

Our initial stockholders, officers and directors, have agreed (i) to vote their insider shares, private shares and any public shares owned by them in favor of any proposed business combination and (ii) not to convert any shares (including the insider shares) in connection with a stockholder vote to approve, or sell their shares to us in any tender offer in connection with, a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction we could need as little as 85,001 of our public shares (or approximately 2.13% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting, that Chardan votes in favor of the transaction, and that the initial stockholders do not purchase any units in the IPO or units or shares in the after-market). None of our officers, directors, initial stockholders or their affiliates has indicated any intention to purchase units in the IPO or any units or shares of common stock in the open market or in private transactions (other than the private units). However, if a significant number of stockholders vote, or indicate an intention to vote, against a proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. There is no limit on the amount of shares that may be purchased by the insiders. Any purchases would be made in compliance with federal securities laws, including the fact that all material information will be made public prior to such purchase, and no purchases would be made if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination).  Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC simultaneously with the closing of the IPO, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $444,002 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

Conversion Rights

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he, she or it is voting for or against such proposed business combination, to demand that we convert his, her or its public shares into a pro rata share of the trust account upon consummation of the business combination.

We may require public stockholders wishing to exercise conversion rights, whether they are a record holder or hold their shares in “street name,” to either tender the certificates they are seeking to convert to our transfer agent or to deliver the shares they are seeking to convert to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Under Delaware law, we may be required to give a minimum of only ten days’ notice for each general meeting. As a result, if we require public stockholders who wish to convert their shares of common stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

If we require public stockholders who wish to convert their shares of common stock to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders.

Liquidation if No Business Combination

If we are unable to complete our initial business combination within 12 months from the closing of the IPO (or 21 months, if we extend the time to complete a business combination), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account (net of interest that may be used by us to pay income taxes or other taxes) which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of common stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC on the date of the Registration Statement, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $444,002 on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline.

In connection with our redemption of 100% of our outstanding public shares, each holder will receive an amount equal to (1) the number of public shares being converted by such public holder divided by the total number of public shares multiplied by (2) the amount then in the trust account (initially $10.00 per share), which includes the deferred underwriting discounts and commissions, plus a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes (subject in each case to our obligations under Delaware law to provide for claims of creditors). Holders of rights or warrants will receive no proceeds in connection with the liquidation with respect to such rights or warrants, which will expire worthless.

The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of our stockholders. We may not have funds sufficient to pay or provide for all creditors’ claims. Although we will seek to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. There is also no guarantee that the third parties would not challenge the enforceability of these waivers and bring claims against the trust account for monies owed them. In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Therefore, the actual per-share redemption price may be less than $10.00.

The holders of the insider shares and private units will not participate in any redemption with respect to their insider shares or private shares. If we are unable to conclude our initial business combination and we expend all of the net proceeds of the IPO not deposited in the trust account, without taking into account any interest earned on the trust account and assuming that we do not extend our life beyond 12 months, we expect that the initial per-share redemption price will be approximately $10.00.

We will pay the costs of any liquidation following the redemptions from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $18,500) and has agreed not to seek repayment for such expenses.

The underwriters have agreed to waive their rights to the deferred underwriting discounts and commissions held in the trust account in the event we do not consummate a business combination within 12 months from the closing of the IPO (or 21 months, as applicable) and in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders and Chardan have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months of the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination), then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	upon the consummation of the IPO, $44,400,240 shall be placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for a business combination;

●	NASDAQ may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants, rights and unit purchase options and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to Chardan Capital Markets, LLC upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial stockholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial stockholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 555 Madison Avenue, Room 543, New York, NY 10022. The cost for this space is provided to us by our sponsor, at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stocks, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States GAAP or IFRS as issued by the IASB. A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ending December 31, 2020. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.07 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this Report.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 555 Madison Avenue, Room 543, New York, NY 10022. The cost for this space is provided to us by our Sponsor, at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “ORSNU” on August 2, 2019. The common stock, warrants and rights comprising the units began separate trading on Nasdaq on November 7, 2019, under the symbols “ORSN”, “ORSNW” and “ORSNR”, respectively.

Holders of Record

At March 30, 2020, there were 5,783,235 of our shares of common stock issued and outstanding held by six stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On August 6, 2019, the Company consummated the Initial Public Offering of 4,000,000 units, at $10.00 per Unit, generating gross proceeds of $40,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 220,000 Private Units at a price of $10.00 per Private Unit in a private placement to Sponsor and Chardan, generating gross proceeds of $2,200,000. Following the closing of the Initial Public Offering on August 6, 2019, an amount of $40,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in the Trust Account.

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

The Company also sold to Chardan (and its designees), for $100, an option to purchase 300,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $3,450,000) commencing upon the consummation of a Business Combination. In connection with the underwriters election to partially exercise their over-allotment option on August 28, 2019, the Company issued an additional 33,002 unit purchase options to Chardan and its designees. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires August 2, 2024.

We paid a total of $1,332,010 in underwriting discounts and commissions (not including the 3.0% deferred underwriting commission payable at the consummation of business combination) and approximately $516,886 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2018 (inception) through December 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, we had a net loss of $31,401, which consisted of operating costs of $335,132, offset by interest income on marketable securities held in the Trust Account of $303,731.

For the period from October 22, 2018 (inception) through December 31, 2018, we had net loss of $863, which consisted of operating costs of $863.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Units, a total of $44,400,240 was placed in the Trust Account and we had $652,039 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $3,180,906 in transaction costs, including $1,332,010 of underwriting fees, $1,332,010 of deferred underwriting fees and $516,886 of other offering costs.

For the year ended December 31, 2019, cash used in operating activities was $238,958, resulting primarily from net loss of $31,401 and interest earned on marketable securities held in the Trust Account of $303,731. Changes in operating assets and liabilities provided $96,174 of cash.

At December 31, 2019, we had marketable securities held in the Trust Account of $44,694,457. Through December 31, 2019, an aggregate of $9,514 was withdrawn from the interest earned on the Trust Account to pay trustee fees. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2019, we had cash of $336,270 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, officers, directors, or their affiliates. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Chardan a warrant solicitation fee of 5% of the exercise price of each Public Warrant exercised during the period commencing 12 months from the effective date of the registration statement (August 2, 2019) other than (a) in conjunction with a force-call provision, or (b) in the case that all solicitations to warrant holders are made exclusively by us and/or the Sponsor without third party assistance on an engaged or non-engaged basis. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to Chardan except to the extent it is limited by the number of warrants outstanding.

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

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 30, 2019.

Name	Age	Position
Wei Chen	51	Chief Executive Officer, Chairman and President
Xiaocheng Peng	31	Chief Financial Officer and Director
Lihua Zheng	41	Independent Director
Ling Wu	50	Independent Director
Tony Chi Ming Chan	51	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Wei Chen has been our Chairman and President since our inception and was appointed as our chief executive officer in March, 2019. Ms. Chen has been an independent investor through her family office, Everpower International Holdings Co., Ltd. since January, 2009. She focuses on high technology, the greater health industry, and entertainment opportunities and helps create strategic plans for target companies. Ms. Chen has successfully helped multiple overseas technology companies moving their manufacturing operations to mainland China, including a graphene technology application company supported by Rutgers University and a Taiwanese organic photovoltaic solar cell company. She also helped these companies get local policy support and collaborate with Chinese private equity firms. Her family office has been authorized to act as the exclusive licensee by the Hollywood Chamber of Commerce to engage in certain Hollywood-related commercial activities in China. Ms. Chen is currently leading several projects such as a theme park and other Hollywood related real estate projects. Previously, Ms. Chen was an officer at the China General Administration of Customs from January 1989 to January 2009. She earned a degree in business management from Jiangsu Provincial Party School. We believe that Ms. Chen is well-qualified to serve as Chief Executive Officer and Chairman of the Board due to her in-depth knowledge and extensive experience in the project management.  We believe Ms. Chen’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates.

Xiaocheng Peng has been employed by the Company since December 2019. Mr. Peng has served as an investment professional at Ms. Chen’s family office, Everpower International Holdings Co., Ltd. since December 2015. He focuses on high technology and entertainment opportunities and helps create strategic plans for target companies. Mr. Peng has led due diligence and prepared the related investment materials and analysis reports for target companies. He is also experienced in deal negotiation and post-investment management. Mr. Peng earned his Master of Business Administration degree from California State University Long Beach in 2015, a Master of Engineering in Environmental Engineering from Oregon State University in 2013 and a bachelor’s degree in Food Safety and Quality from Jilin University in China in 2001. Mr. Peng is well-qualified to serve as our Chief Financial Officer and Director due to his in-depth knowledge and experience in the U.S. and China capital markets and his leadership in financings and mergers and acquisitions for several public and private companies

Lihua Zheng has served as our independent director since December 2018. Mr. Zheng has served as the Director and Co-Founder of AnHeart Therapeutics Inc. since October 2018and of AnBio Inc. since December 2017, where he leads the operation in licensing in pharmaceutical development programs in both companies. He is also the owner and founding partner of Zheng & Karg LLP, which he founded in January 2018. Prior to that, he was the owner and founding partner of Liu Zheng Chen & Hoofman LLP from October 2015 to December 2017. Mr. Zheng worked at Proskauer Rose LLP from June 2008 until September 2015. He was also a postdoctoral research scientist at Columbia University Medical Center from November 2006 until May 2008. Mr. Zheng earned a juris doctor degree from Fordham University School of Law in 2012, a Ph. D in molecular and human genetics from Baylor College of Medicine in 2006, and a master’s and bachelor’s degree in biology from Fudan University in China in 2001. We believe that Mr. Zheng is well- qualified to serve as a member of our board of directors given his number of years of service in the legal and biology industry, understanding of the fiduciary duties as a board member, his high standards of ethics, as well as his demonstrated professionalism.

Ling Wu has served as our independent director since December 2018. Mr. Wu is the founder and principal attorney of Wu Law Firm PLLC, which he founded in September 2011. Prior to founding his own firm, he served as the project leader of Ricoh Corporation Information Technology Group from October 2002 until August 2011. Mr. Wu was an associate in the investment banking department of Morgan Stanley Dean Witter from October 2000 until February 2002. Prior to that, he was an software engineer at Lockheed Martin IMS from October 1999 until September 2000. Mr. Wu earned a juris doctor degree from Rutgers University School of Law in 2011, a master’s degree in business computer information systems from Baruch College of CUNY in 1999, and a bachelor’s degree in English from Shanghai University in China in 1990. Mr. Wu is well- qualified to serve as a member of our board of directors given his number of years of service in the legal and IT industry, understanding of the fiduciary duties as a board member, his high standards of ethics, as well as his demonstrated professionalism.

Tony Chi Ming Chan has served as our independent director since February 2019. Mr. Chan has served as the chief financial officer at Good Resources Holdings Limited (“GRHL,” a Hong Kong public listed company with stock code: 109), where he is mainly responsible for the financial and investment management, since January 2019. Mr. Chan is also an independent director of Theme International Holdings Limited (a Hong Kong public listed company with stock code: 990). Mr. Chan was a non-executive director of Hua Xia Healthcare Holdings Limited (“Hua Xia,” a Hong Kong public listed company with stock code: 8143) from November 2016 until July 2018 and then served as an executive director of Hua Xia from July 2018 to January 2019. Prior to that, he was an executive director of Wan Kei Group Holdings Limited (a Hong Kong public listed company with stock code:1748) from November 2016 until July 2018. Mr. Chan served as company secretary and authorized representative of GRHL from September 2007 until May 2017. Prior to joining GRHL, Mr. Chan worked at Deloitte Touche Tohmatsu (between July 2000 and September 2001), Ernst & Young (from November 1994 to June 2000 and then from June 2004 until August 2007), and Coopers & Lybrand (from July 1994 until November 1994). Mr. Chan holds a bachelor’s degree in Accounting from Australian National University and master’s degree in Finance from University of New South Wales. Mr. Chan was admitted as Certified Practicing Accountant of CPA Australia in November 1993 and was admitted as Certified Public Accountant of Hong Kong Institute of Certified Public Accountants in February 2012. Mr. Chan is well-qualified to serve as a member of our board of directors due to his extensive experience managing several companies, his over ten years of experience in auditing in one of the big four auditing firms, his understanding of the fiduciary duties as a board member, his high standards of ethics, as well as his demonstrated professionalism.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Lihua Zheng, Ling Wu, and Tony Chi Ming Chan would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each committee has a charter.

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. We have established an audit committee of the board of directors, which consists of Lihua Zheng, Ling Wu, and Tony Chi Ming Chan, each of whom is an independent director under Nasdaq’s listing standards. Tony Chi Ming Chan is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The Audit Committee held three (3) meetings during 2019. The Board has determined that Tony Chi Ming Chan qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

The members of the Nominating Committee are Lihua Zheng, Ling Wu, and Tony Chi Ming Chan, each of whom is an independent director under NASDAQ’s listing standards. Tony Chi Ming Chan is the Chairperson of the Nominating Committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

The members of the Compensation Committee are Lihua Zheng, Ling Wu, and Tony Chi Ming Chan, each of whom is an independent director under Nasdaq’s listing standards. Tony Chi Ming Chan is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, evaluating our President and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President and Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account that may be released to us as working capital.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units. Furthermore, our insiders (and/or their designees) have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 12 months (or 21 months, as applicable) from August 2, 2019. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Lu Zhou	Capstone Capital Group, LLC	Financial Services	Executive Assistant and Project Manager
Lihua Zheng	AnHeart Therapeutics Inc. AnBio Inc.	Pharmaceutical Development	Director and Co-Founder
Tony Chi Ming Chan	Good Resources Holdings Ltd. Theme International Holdings Limited LTC Consulting Limited	Financial Services Investment Holding Consulting	Chief Financial Officer Independent Director Director
Wei Chen	Everpower International Holdings Co., Ltd.	Financial Services	Founder

Our insiders and Chardan have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares and private shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of common stock in the IPO or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 30, 2020 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 30, 2020, we had 5,783,235 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any common stock issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 30, 2020 and the rights are not convertible within 60 days of March 30, 2020.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Common Stock
Everstone Investments LLC(2)	1,317,011	22.77%
Wei Chen(3)	1,317,011	22.77%
Lihua Zheng	1,000	0.02%
Ling Wu	1,000	0.02%
Tony Chi Ming Chan	1,000	0.02%
Lu Zhou	1,000	0.02%
All directors and executive officers as a group (5 individuals)	1,321,011	22.84%
Boothbay Absolute Return Strategies LP(4)	419,631	7.26%
Boothbay Fund Management, LLC(4)	419,631	7.26%
Ari Glass(4)	419,631	7.26%
Hudson Bay Capital Management LP(5)	290,000	5.01%
Sander Gerber(5)	290,000	5.01%
Weiss Asset Management LP(6)	290,000	5.01%
WAM GP LLC(6)	290,000	5.01%
Andrew M. Weiss, PHD(6)	290,000	5.01%
Karpus Investment Management(7)	432,525	7.48%
Periscope Capital Inc.	334,791	5.79%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Orisun Acquisition Corp., 555 Madison Avenue, Room 543, New York, NY 10022.

(2)	Everstone Investment LLC is owned and controlled by Wei Chen, our Chairman of the Board of Director and President.

(3)	Consists of shares owned by Everstone Investments LLC, our sponsor, which is owned by Wei Chen, our chief executive officer.

(4)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 810 7th Avenue, Suite 615, New York, NY 10019-5818. Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Units held by the Fund. Ari Glass is the Managing Member of the Adviser. Shares reported may be deemed beneficially owned by Boothbay Absolute Return Strategies LP, Boothbay Fund Management, LLC and Ari Glass.

(5)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 777 Third Avenue, 30th Floor, New York, NY 10017. Hudson Bay Capital Management LP (the “Investment Manager”) serves as the investment manager to Hudson Bay Master Fund Ltd. Tech Opportunities LLC, in whose name the securities reported herein are held, is controlled by Hudson Bay Master Fund Ltd. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by Tech Opportunities LLC. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.

(6)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Weiss Asset Management is the sole investment manager to a private investment partnership (“Partnership”) and a private investment fund. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and the Fund.

(7)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534. Karpus Management, Inc., d/b/a Karpus Investment Management (“KIM”), is an investment advisor in accordance with §240.13d-1(b)(1)(ii)(E). Accounts managed by KIM (the “Accounts”) have the right to receive all dividends from, and any proceeds from the sale of the shares. None of the Accounts has an interest in shares constituting more than 5% of the shares outstanding.

(8)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2. Periscope Capital Inc. (“Periscope”) acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”).

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with American Stock Transfer & Trust Company, LLC, as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination or earlier in either case if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) transfers among the insiders, to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the insider shares. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

In order to meet our working capital needs, our initial stockholders, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 shares of common stock (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 shares of common stock if $500,000 of notes were so converted). Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In December 2018, we sold an aggregate of 1,150,000 shares of our common stock for $25,000, or approximately $0.02 per share, to our initial officers and directors.

The underwriters exercised a portion of their over-allotment option. Our insiders forfeited an aggregate of 39,990 insider shares in proportion to the portion of the over-allotment option that was not exercised. We recorded the forfeited shares as treasury stock and simultaneously retired the shares. Such forfeited shares were immediately cancelled which resulted in the retirement of the treasury shares and a corresponding charge to additional paid-in capital.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 220,000 Units at a price of $10.00 per Private Unit in a private placement to the Sponsor and Chardan, generating gross proceeds of $2,200,000. In addition, on August 28, 2019, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company consummated sale of an additional 13,201 Private Units at a price of at $10.00 per unit, generating gross proceeds of $132,010. American Stock Transfer & Trust Company, LLC deposited the purchase price into the trust account simultaneously with the consummation of the IPO and the over-allotment option. The private units are identical to the units sold in the IPO except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by Everstone Investments LLC, Chardan Capital Markets, LLC or their permitted transferees. Additionally, because the private units will be issued in a private transaction, Everstone Investments LLC and Chardan Capital Markets, LLC will be allowed to exercise the private warrants for cash even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective and receive unregistered shares of common stock. Furthermore, the holders agreed (A) to vote their private shares and any public shares acquired in or after the IPO in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO (or 21 months, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO (or 21 months, as applicable) and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to transferees that agree to the same terms and restrictions agreed to by the insiders) until the completion of our initial business combination.

In order to meet our working capital needs following the consummation of the IPO, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 shares of common stock (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 shares of common stock if $500,000 of notes were so converted). Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

The holders of our insider shares issued and outstanding on the date of this Report, as well as the holders of the private units (and underlying securities) and any shares our insiders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights dated August 2, 2019. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 and for the period from October 22, 2018 (inception) through December 31, 2018 totaled $88,215 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2019 and for the period from October 22, 2018 (inception) through December 31, 2018.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2019 and for the period from October 22, 2018 (inception) through December 31, 2018.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2019 and for the period from October 22, 2018 (inception) through December 31, 2018.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 2, 2019, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 16, 2019)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 16, 2019)

4.4	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2019)

4.5	Warrant Agreement, dated August 2, 2019, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2019)

4.6	Rights Agreement, dated August 2, 2019, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

4.7	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 7, 2019)

10.1	Letter Agreements, dated August 2, 2019, among the Registrant and the Registrant’s Officers and Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.2	Investment Management Trust Account Agreement, dated August 2, 2019, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.3	Stock Escrow Agreement, dated August 2, 2019, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.4	Registration Rights Agreement, dated August 2, 2019, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial stockholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.5	Form of Subscription Agreement between the Registrant and the insiders for Private Units (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORISUN ACQUISITION CORP.

Dated: March 30, 2020	By:	/s/ Wei Chen
	Name:	Wei Chen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Wei Chen	Chief Executive Officer	March 30, 2020
Wei Chen	(Principal executive officer) and Director

/s/ Xiaocheng Peng	Chief Financial Officer	March 30, 2020
Xiaocheng Peng	(Principal financial and accounting officer) and Director

/s/ Ling Wu	Director	March 30, 2020
Ling Wu

/s/ Lihua Zheng	Director	March 30, 2020
Lihua Zheng

/s/ Tony Chi Ming Chan	Director	March 30, 2020
Tony Chi Ming Chan

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 2, 2019, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 16, 2019)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 16, 2019)

4.4	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2019)

4.5	Warrant Agreement, dated August 2, 2019, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2019)

4.6	Rights Agreement, dated August 2, 2019, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

4.7	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 7, 2019)

10.1	Letter Agreements, dated August 2, 2019, among the Registrant and the Registrant’s Officers and Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.2	Investment Management Trust Account Agreement, dated August 2, 2019, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.3	Stock Escrow Agreement, dated August 2, 2019, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.4	Registration Rights Agreement, dated August 2, 2019, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial stockholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.5	Form of Subscription Agreement between the Registrant and the insiders for Private Units (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

10.1	Letter Agreements by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.2	Investment Management Trust Account Agreement, dated August 2, 2019, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.3	Stock Escrow Agreement, dated August 2, 2019, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.4	Registration Rights Agreement, dated August 2, 2019, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial stockholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2019)

10.5	Form of Subscription Agreement among the Registrant, the Initial Stockholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ORISUN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Orisun Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orisun Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2019 and for the period from October 22, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from October 22, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2019 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 30, 2020

ORISUN ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$336,270	$147,000
Prepaid expenses	42,917	—
Total Current Assets	379,187	147,000

Deferred offering costs	—	105,500
Marketable securities held in Trust Account	44,694,457	—
Total Assets	$45,073,644	$252,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$139,954	$863
Advance from related party	57,500	—
Accrued offering costs	—	2,500
Promissory note – related party	—	225,000
Total Current Liabilities	197,454	228,363

Deferred underwriting fee payable	1,332,010	—
Total Liabilities	1,529,464	228,363

Commitments

Common stock subject to possible redemption 3,831,138 shares at redemption valued as of December 31, 2019	38,544,171	—

Stockholders’ Equity
Common stock, $0.00001 par value; 30,000,000 shares authorized; and 1,952,097 and 1,150,000 shares issued and outstanding (excluding 3,831,138 and no shares subject to possible redemption) as of December 31, 2019 and 2018, respectively (1)	20	12
Additional paid in capital	5,032,253	24,988
Accumulated deficit	(32,264)	(863)
Total Stockholders’ Equity	5,000,009	24,137
Total Liabilities and Stockholders’ Equity	$45,073,644	$252,500

(1)	Included an aggregate of up to 150,000 shares subject to forfeiture at December 31, 2018 if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

ORISUN ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	For the Period from October 22, 2018 (inception) through December 31, 2018

Formation and operating costs	$335,132	$863
Loss from operations	(335,132)	(863)

Other income:
Interest income	303,731	—

Net income (loss)	$(31,401)	$(863)

Weighted average shares outstanding, basic and diluted (1)	1,366,531	1,000,000

Basic and diluted net loss per common share (2)	$(0.19)	$(0.00)

(1)	At December 31, 2019 excludes an aggregate of 3,831,138 shares subject to possible redemption. At December 31, 2018, excluded an aggregate of up to 150,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).
(2)	Net loss per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $226,672 for the year ended December 31, 2019 (see Note 3).

The accompanying notes are an integral part of the financial statements.

ORISUN ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock(1)		Additional Paid	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit)	Equity
Balance – October 22, 2018 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor(1)	1,150,000	12	24,988	—	25,000

Net loss	—	—	—	(863)	(863)

Balance – December 31, 2018	1,150,000	12	24,988	(863)	24,137

Sale of 4,440,024 Units, net of underwriting discounts and offering costs	4,440,024	44	41,219,290	—	41,219,334

Sale of 233,201 Private Units	233,201	2	2,332,008	—	2,332,010

Forfeiture of Founder Shares	(39,990)	—	—	—	—

Sale of unit purchase options	—	—	100	—	100

Common stock subject to possible redemption	(3,831,138)	(38)	(38,544,133)	—	(38,544,171)

Net loss	—	—	—	(31,401)	(31,401)

Balance – December 31, 2019	1,952,097	$20	$5,032,253	$(32,264)	$5,000,009

(1)	Included an aggregate of up to 150,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

ORISUN ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	For the Period from October 22, 2018 (Inception) Through December 31, 2018

Cash Flows from Operating Activities:
Net loss	$(31,401)	$(863)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(303,731)	—
Changes in operating assets and liabilities:
Prepaid expenses	(42,917)	—
Accrued expenses	139,091	863
Net cash used in operating activities	(238,958)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(44,400,240)	—
Cash withdrawn from Trust Account	9,514	—
Net cash used in investing activities	(44,390,726)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting fees paid	43,068,230	—
Proceeds from sale of Private Units	2,332,010	—
Sales of unit purchase options	100	—
Advance from related party	57,500
Proceeds from promissory note – related party	9,000	225,000
Repayment of promissory note – related party	(234,000)	—
Payment of offering costs	(413,886)	(103,000)
Net cash provided by financing activities	44,818,954	147,000

Net Change in Cash	189,270	147,000
Cash – Beginning	147,000	—
Cash – Ending	$336,270	$147,000

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$38,558,760	$—
Change in value of common stock subject to possible redemption	$(14,589)	$—
Deferred underwriting fee payable	$1,332,010	$—
Deferred offering costs included in accrued offering costs	$—	$2,500

The accompanying notes are an integral part of the financial statements.

ORISUN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from October 22, 2018 (inception) through December 31, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 2, 2019. On August 6, 2019, the Company consummated the Initial Public Offering of 4,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $40,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 220,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Everstone Investments, LLC (the “Sponsor”) and Chardan Capital Markets LLC (and their designees) (“Chardan”), generating gross proceeds of $2,200,000, which is described in Note 5.

Following the closing of the Initial Public Offering on August 6, 2019, an amount of $40,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), located in the United States which has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

Transaction costs amounted to $3,180,906, consisting of $1,332,010 of underwriting fees, $1,332,010 of deferred underwriting fees and $516,886 of other offering costs. In addition, at December 31, 2019, cash of $336,270 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

ORISUN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 6) (the “Initial Stockholders”) and Chardan have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

ORISUN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Sponsor and Chardan have agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or Chardan acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2019, the Company had $336,270 in its operating bank accounts, $44,694,457 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $206,161, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned in the Trust Account. As of December 31, 2019, approximately $294,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

ORISUN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, officers, directors, or their affiliates. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through August 6, 2020, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

ORISUN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Use of estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Marketable securities held in Trust Account

At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per common share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,336,613 shares of common stock (2) rights sold in the Initial Public Offering and private placement that convert into 467,323 share of common stock and (3) a unit purchase option sold to the underwriter that is exercisable for 333,002 shares of common stock, warrants to purchase 166,501 shares of common stock and rights that convert into 33,300 shares of common stock, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

ORISUN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31,	For the Period from October 22, 2018 (Inception) Through December 31,
	2019	2018
Net loss	$(31,401)	$(863)
Less: Income attributable to shares subject to possible redemption	(226,672)	—
Adjusted net loss	$(258,073)	$(863)

Weighted average common shares outstanding, basic and diluted	1,366,531	1,000,000

Basic and diluted net loss per common share	$(0.19)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 4,440,024 units at $10.00 per Unit, inclusive of 440,024 Units sold to the underwriters on August 28, 2019 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of common stock, one right (“Public Right”) and one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination (see Note 8). Each Public Warrant entitles the holder to purchase one half of one share of common stock at a price of $11.50 per whole share, subject to adjustment (see Note 8).

ORISUN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Chardan (and their designees) purchased an aggregate of 220,000 Private Units at a price of $10.00 per Private Unit, of which 200,000 Private Units were purchased by the Sponsor and 20,000 Private Units were purchased by Chardan, for an aggregate purchase price of $2,200,000. On August 28, 2019, the Company consummated the sale of an additional 13,201 Private Units at a price of $10.00 per Private Unit, which was purchased by the Sponsor and Chardan, generating gross proceeds of $132,010. Each Private Unit consists of one share of common stock (“Private Share”), one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right will convert into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination (see Note 8). Each Private Warrant is exercisable to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share, subject to adjustment (see Note 8). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

Advances — Related Party

The Sponsor advanced the Company an aggregate of $57,500 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. At December 31, 2019, advances of $57,500 were outstanding and due on demand.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 7. COMMITMENTS

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

ORISUN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 1,952,097 and 1,150,000 shares of common stock issued and outstanding, excluding 3,831,138 and no shares of common stock subject to possible redemption, respectively.

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

ORISUN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

ORISUN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 9. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2019 and 2018. The provision for income taxes was deemed to be immaterial for the year ended December 31, 2019 and for the period from October 22, 2018 (inception) to December 31, 2018.

The income tax provision for the year ended December 31, 2019 consists of the following:

Federal
Current	$—
Deferred	(6,594)

State
Current	$—
Deferred	—
Change in valuation allowance	6,594
Income tax provision	$—

As of December 31, 2019, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) in the amount of $31,401 available to offset future taxable income. The NOLs have an unlimited carry-forward period; however, under IRS regulations the ability to utilize NOLs will be limited by any change of control and other factors.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2019, the change in the valuation allowance was $6,594.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

ORISUN ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2019
Assets:
Marketable securities held in Trust Account	1	$44,694,457

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.