Form 10-Q
period 2020-03-31
Orisun Acquisition Corp.
filed 2020-05-15
CIK 1770251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 15, 2020, there were 5,783,235 shares of common stock, $0.00001 par value; issued and outstanding.

ORISUN ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

ORISUN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$274,975	$336,270
Prepaid expenses	67,167	42,917
Total Current Assets	342,142	379,187

Marketable securities held in Trust Account	44,791,789	44,694,457
Total Assets	$45,133,931	$45,073,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$154,066	$139,954
Income taxes payable	3,103	—
Advance from related party	57,500	57,500
Total Current Liabilities	214,669	197,454

Deferred underwriting fee payable	1,332,010	1,332,010
Total Liabilities	1,546,679	1,529,464

Commitments

Common stock subject to possible redemption 3,827,326 and 3,831,138 shares at redemption valued as of March 31, 2020 and December 31, 2019, respectively	38,587,242	38,544,171

Stockholders’ Equity
Common stock, $0.00001 par value; 30,000,000 shares authorized;1,955,909 and 1,952,097 shares issued and outstanding (excluding 3,827,326 and 3,831,138 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	20	20
Additional paid in capital	4,989,182	5,032,253
Retained earnings/(Accumulated deficit)	10,808	(32,264)
Total Stockholders’ Equity	5,000,010	5,000,009
Total Liabilities and Stockholders’ Equity	$45,133,931	$45,073,644

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORISUN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$97,952	$16,656
Loss from operations	(97,952)	(16,656)

Other income:
Interest income	144,127	—

Income (loss) before provision for income taxes	46,175	(16,656)
Provision for income taxes	(3,103)	—
Net income (loss)	$43,072	$(16,656)

Weighted average shares outstanding, basic and diluted (1)	1,952,097	1,000,000

Basic and diluted net loss per common share (2)	$(0.03)	$(0.02)

(1)	At March 31, 2020 excludes an aggregate of 3,827,326 shares subject to possible redemption. At March 31, 2019, excluded an aggregate of up to 150,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).
(2)	Net loss per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $100,702 for the three months ended March 31, 2020 (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORISUN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock(1)		Additional Paid	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit)	Equity
Balance – January 1, 2020	1,952,097	$20	$5,032,253	$(32,264)	$5,000,009

Change in value of common stock subject to possible redemption	3,812	—	(43,071)	—	(43,071)

Net loss	—	—	—	43,072	43,072

Balance – March 31, 2020	1,955,909	$20	$4,989,182	$10,808	$5,000,010

THREE MONTHS ENDED MARCH 31, 2019

	Common Stock (1)		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2019	1,150,000	$12	$24,988	$(863)	$24,137

Net loss	—	—	—	(16,656)	(16,656)

Balance – March 31, 2019	1,150,000	$12	$24,988	$(17,519)	$7,481

(1)	Included an aggregate of up to 150,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORISUN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$43,072	$(16,656)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(144,127)	—
Changes in operating assets and liabilities:
Prepaid expenses	(24,250)	—
Accrued expenses	14,112	—
Income taxes payable	3,103	—
Net cash used in operating activities	(108,090)	(16,656)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	46,795	—
Net cash provided by investing activities	46,795	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(2,850)
Net cash used in financing activities	—	(2,850)

Net Change in Cash	(61,295)	(19,506)
Cash – Beginning	336,270	147,000
Cash – Ending	$274,975	$127,494

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$43,071	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $3,180,906, consisting of $1,332,010 of underwriting fees, $1,332,010 of deferred underwriting fees and $516,886 of other offering costs. In addition, at March 31, 2020, cash of $274,975 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2020, the Company had $274,975 in its operating bank accounts, $44,791,789 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $154,776, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned in the Trust Account. As of March 31, 2020, approximately $392,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. Through March 31, 2020, an aggregate of $46,795 was withdrawn from the interest earned on the Trust Account to pay trustee fees of $6,250 and $40,545 was withdrawn during the three months ended March 31, 2020 to pay for franchise taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate of 7% differs from the statutory tax rate of 21% for the three ended March 31, 2020 due to the utilization of net operating losses to offset taxable income.

Net loss per common share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At March 31, 2019, weighted average shares were reduced for the effect of an aggregate of 150,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,336,613 shares of common stock (2) rights sold in the Initial Public Offering and private placement that convert into 467,323 share of common stock and (3) a unit purchase option sold to the underwriter that is exercisable for 333,002 shares of common stock, warrants to purchase 166,501 shares of common stock and rights that convert into 33,300 shares of common stock, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$43,072	$(16,656)
Less: Income attributable to shares subject to possible redemption	(100,702)	—
Adjusted net loss	$(57,630)	$(16,656)

Weighted average common shares outstanding, basic and diluted	1,952,097	1,000,000

Basic and diluted net loss per common share	$(0.03)	$(0.02)

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Advances — Related Party

The Sponsor advanced the Company an aggregate of $57,500 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. At March 31, 2020 and December 31, 2019, advances of $57,500 were outstanding and due on demand.

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

MARCH 31, 2020

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

NOTE 7. COMMITMENTS

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MARCH 31, 2020

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

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,955,909 and 1,952,097 shares of common stock issued and outstanding, excluding 3,827,326 and 3,831,138 shares of common stock subject to possible redemption, respectively.

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

MARCH 31, 2020

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$44,791,789	$44,694,457

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had a net income of $43,072, which consisted of interest income on marketable securities held in the Trust Account of $144,127, offset by operating costs of $97,952 and a provision for income taxes of $3,103.

For the three months ended March 31, 2019, we had a net loss of $16,656, which consisted of operating costs.

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

For the three months ended March 31, 2020, cash used in operating activities was $108,090, resulting primarily from net income of $43,072 and interest earned on marketable securities held in the Trust Account of $144,127. Changes in operating assets and liabilities used $7,035 of cash.

At March 31, 2020, we had marketable securities held in the Trust Account of $44,791,789. Through March 31, 2020, an aggregate of $46,795 was withdrawn from the interest earned on the Trust Account to pay trustee fees of $6,250 and $40,545 was withdrawn during the three months ended March 31, 2020 to pay for franchise taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2020, we had cash of $274,975 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on From 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

ORISUN ACQUISITION CORP.

Date: May 15, 2020	By:	/s/ Wei Chen
	Name:	Wei Chen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Xiaocheng Peng
	Name:	Xiaocheng Peng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)