Form 10-Q
period 2020-06-30
Orisun Acquisition Corp.
filed 2020-08-13
CIK 1770251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(631) 482-6032
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

As of August 10, 2020, there were 5,783,235 shares of common stock, $0.00001 par value, issued and outstanding.

ORISUN ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

ORISUN ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$83,829	$336,270
Prepaid expenses	35,562	42,917
Total Current Assets	119,391	379,187

Marketable securities held in Trust Account	44,804,228	44,694,457
Total Assets	$44,923,619	$45,073,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$95,962	$139,954
Advance from related party	—	57,500
Total Current Liabilities	95,962	197,454

Deferred underwriting fee payable	1,332,010	1,332,010
Total Liabilities	1,427,972	1,529,464

Commitments

Common stock subject to possible redemption 3,817,564 and 3,831,138 shares at redemption valued as of June 30, 2020 and December 31, 2019, respectively	38,495,645	38,544,171

Stockholders’ Equity
Common stock, $0.00001 par value; 30,000,000 shares authorized;1,965,671 and 1,952,097 shares issued and outstanding (excluding 3,817,564 and 3,831,138 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	20	20
Additional paid in capital	5,080,779	5,032,253
Accumulated deficit	(80,797)	(32,264)
Total Stockholders’ Equity	5,000,002	5,000,009
Total Liabilities and Stockholders’ Equity	$44,923,619	$45,073,644

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

ORISUN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Formation and operating costs	$113,397	$103	$211,349	$16,759
Loss from operations	(113,397)	(103)	(211,349)	(16,759)

Other income:
Interest income	18,689	—	162,816	—

Loss before provision for income taxes	(94,708)	(103)	(48,533)	(16,759)
Benefit from income taxes	3,103	—	—	—
Net loss	$(91,605)	$(103)	$(48,533)	$(16,759)

Weighted average shares outstanding, basic and diluted (1)	1,955,909	1,000,000	1,954,003	1,000,000

Basic and diluted net loss per common share (2)	$(0.05)	$(0.00)	$(0.08)	$(0.02)

(1)	At June 30, 2020, excludes an aggregate of 3,817,564 shares subject to possible redemption. At June 30, 2019, excluded an aggregate of up to 150,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).
(2)	Net loss per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $0 and $98,489 for the three and six months ended June 30, 2020, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

ORISUN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock(1)		Additional Paid	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	1,952,097	$20	$5,032,253	$(32,264)	$5,000,009

Change in value of common stock subject to possible redemption	3,812	—	(43,071)	—	(43,071)

Net loss	—	—	—	43,072	43,072

Balance – March 31, 2020	1,955,909	20	4,989,182	10,808	5,000,010

Change in value of common stock subject to possible redemption	9,762	—	91,597	—	91,597

Net loss	—	—	—	(91,605)	(91,605)

Balance – June 30, 2020	1,965,671	$20	$5,080,779	$(80,797)	$5,000,002

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock (1)		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2019	1,150,000	$12	$24,988	$(863)	$24,137

Net loss	—	—	—	(16,656)	(16,656)

Balance – March 31, 2019	1,150,000	12	24,988	(17,519)	7,481

Net loss	—	—	—	(103)	(103)

Balance – June 30, 2019	1,150,000	$12	$24,988	$(17,622)	$7,378

(1)	Included an aggregate of up to 150,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

ORISUN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(48,533)	$(16,759)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(162,816)	—
Changes in operating assets and liabilities:
Prepaid expenses	7,355	—
Accrued expenses	(43,992)	—
Net cash used in operating activities	(247,986)	(16,759)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay trustee fees and franchise taxes	53,045	—
Net cash provided by investing activities	53,045	—

Cash Flows from Financing Activities:
Payment of advance from related party	(57,500)	—
Payment of offering costs	—	(88,256)
Net cash used in financing activities	(57,500)	(88,256)

Net Change in Cash	(252,441)	(105,015)
Cash – Beginning	336,270	147,000
Cash – Ending	$83,829	$41,985

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(48,526)	$—

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Ucommune Group Holdings Limited (“Ucommune”) (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s subsidiaries are comprised of Ucommune International Ltd, a Cayman Islands exempted company and a wholly owned subsidiary of the Company (the “Purchaser”), and Everstone International Ltd, a Cayman Islands exempted company and a wholly owned subsidiary of Purchaser (the “Merger Sub,” together with the Company, Purchaser, the “Purchaser Parties”).

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

Transaction costs amounted to $3,180,906, consisting of $1,332,010 of underwriting fees, $1,332,010 of deferred underwriting fees and $516,886 of other offering costs. In addition, at June 30, 2020, cash of $83,829 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The Company initially had until August 6, 2020 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by August 6, 2020, or such later extended date, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $444,002 ($0.10 per Public Share), or an aggregate of $1,332,010, or $0.30 per Unit, on or prior to the date of the applicable deadline for each three month extension.

On July 28, 2020, the Company issued two unsecured promissory notes each in an amount of $222,001 (or an aggregate principal amount of $444,002), to the Sponsor and Ucommune, respectively, in exchange for the Sponsor and Ucommune each depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a Business Combination from August 6, 2020 to November 6, 2020 (see Note 6).

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

In order to protect the amounts held in the Trust Account, Ms. Wei Chen, the Company’s chief executive officer, has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Ms. Wei Chen, the chief executive officer, will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Ms. Chen will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or closing of a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2020, the Company had $83,829 in its operating bank accounts, $44,804,228 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $55,235, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned in the Trust Account. As of June 30, 2020, approximately $404,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, officers, directors, or their affiliates. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 6, 2020, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account held in trust funds that invests in U.S. Treasury Bills. Through June 30, 2020, an aggregate of $62,559 was withdrawn from the interest earned on the Trust Account, of which $12,500 was used to pay trustee fees and $40,545 was withdrawn to pay for franchise taxes during the six months ended June 30, 2020.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2020 due to the valuation allowance recorded against the Company’s net operating losses.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2019, weighted average shares were reduced for the effect of an aggregate of 150,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,336,613 shares of common stock (2) rights sold in the Initial Public Offering and private placement that convert into 467,323 share of common stock and (3) a unit purchase option sold to the underwriter that is exercisable for 333,002 shares of common stock, warrants to purchase 166,501 shares of common stock and rights that convert into 33,300 shares of common stock, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(91,605)	$(103)	$(48,533)	$(16,759)
Less: Income attributable to shares subject to possible redemption	—	—	(98,489)	—
Adjusted net loss	$(91,605)	$(103)	$(147,022)	$(16,759)

Weighted average common shares outstanding, basic and diluted	1,955,909	1,000,000	1,954,003	1,000,000

Basic and diluted net loss per common share	$(0.05)	$(0.00)	$(0.08)	$(0.02)

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Advances — Related Party

The Sponsor advanced the Company an aggregate of $57,500 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. At June 30, 2020 and December 31, 2019, advances of $0 and $57,500, respectively, were outstanding and due on demand.

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

On July 28, 2020, the Company issued two unsecured promissory notes each in an amount of $222,001 (or an aggregate principal amount of $444,002), to the Sponsor and Ucommune, respectively, in exchange for the Sponsor and Ucommune each depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a Business Combination from August 6, 2020 to November 6, 2020. The Notes are non-interest bearing and due upon the consummation of a Business Combination. In addition, the Notes may be converted at the lender’s discretion into units identical to the Units issued in the Initial Public Offering at a price of $10.00 per unit.

NOTE 7. COMMITMENTS

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Warrant Solicitation Fee

The Company has agreed to pay Chardan a warrant solicitation fee of 5% of the exercise price of each Public Warrant exercised during the period commencing 12 months from the effective date of the registration statement (August 2, 2019) other than (a) in conjunction with a force-call provision, or (b) in the case that all solicitations to warrant holders are made exclusively by the Company and/or the Sponsor without third party assistance on an engaged or non-engaged basis. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to Chardan except to the extent it is limited by the number of warrants outstanding. As of June 30, 2020, no warrants have been exercised.

Advisory Agreement

The Company entered into an agreement with Chardan, pursuant to which Chardan will act as a financial and mergers and acquisition advisor to the Company with respect to a Business Combination involving the Company. The Company will Chardan a cash fee equal to 5% of the aggregate sales price of the Company’s securities sold in the Business Combination. In addition, the Company has agreed to pay Chardan an aggregate mergers and acquisition fee based on the aggregate value (as defined in the agreement) of the Busines Combination.

Merger Agreement

On June 29, 2020, the Purchaser Parties entered into a Merger Agreement (the “Agreement”) with Ucommune, certain shareholders of Ucommune (“Ucommune Shareholders”), and Mr. Daqing Mao, as representative of shareholders of Ucommune.

Pursuant to the Agreement, the Company will merge with and into Purchaser, resulting in all the Company stockholders becoming shareholders of the Purchaser. Concurrently therewith, Merger Sub will merge with and into Ucommune, resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of Ucommune (the “Acquisition Merger”).

Under the Agreement, upon the closing of the Acquisition Merger, the ordinary shares of Purchaser shall be reclassified into class A (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, collectively “Purchaser Ordinary Shares”), where each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share shall be entitled to fifteen (15) votes on all matters subject to vote at general and special meetings of the post-closing company. At the closing of the Acquisition Merger, the former security holders of the Company will receive the consideration specified, as further described in the Agreement and the former Ucommune Shareholders will receive an aggregate of 53,358,932 Purchaser Class A Ordinary Shares and 9,452,407 Class B Ordinary Shares, among which 3,140,567 Purchaser Ordinary Shares are to be issued and held in escrow to satisfy any indemnification obligations incurred under the Agreement. 7,188,661 Purchaser Class A Ordinary Shares will be reserved and authorized for issuance under the equity incentive plan upon closing.

Additionally, certain shareholders of Ucommune may be entitled to receive earn-out shares as follows: (1) 2,000,000 Purchaser Class A Ordinary Shares if (x) the VWAP of the Purchaser Class A Ordinary Shares equals or exceeds $16.50 (or any foreign currency equivalent) in any twenty trading days within a thirty trading day period before December 31, 2022 on any securities exchange or securities market on which the Purchaser Ordinary Shares are then traded or (y) Ucommune’s revenue exceeds RMB850,000,000 in the fiscal year of 2020 pursuant to the audited consolidated financial statements of Ucommune as of and for the fiscal year ended December 31, 2020; (2) 1,000,000 Purchaser Class A Ordinary Shares if (x) the VWAP of the Purchaser Class A Ordinary Shares equals or exceeds $22.75 (or any foreign currency equivalent) in any twenty trading days within a thirty trading day period before December 31, 2023 on any securities exchange or securities market on which the Purchaser Ordinary Shares are then traded or (y) Ucommune’s revenue exceeds RMB1,275,000,000 in the fiscal year of 2021 pursuant to the audited consolidated financial statements of Ucommune as of and for the fiscal year ended December 31, 2021; and (3) 1,000,000 Purchaser Class A Ordinary Shares if (x) the VWAP of the Purchaser Class A Ordinary Shares equals or exceeds $30 (or any foreign currency equivalent) in any twenty trading days within a thirty trading day period before December 31, 2024 on any securities exchange or securities market on which the Purchaser Ordinary Shares are then traded or (y) Ucommune’s revenue exceeds RMB1,912,000,000 in the fiscal year of 2022 pursuant to the audited consolidated financial statements of Ucommune as of and for the fiscal year ended December 31, 2022.

The Acquisition Merger will be consummated subject to the deliverables and provisions as further described in the Agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,965,671 and 1,952,097 shares of common stock issued and outstanding, excluding 3,817,564 and 3,831,138 shares of common stock subject to possible redemption, respectively.

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$44,804,228	$44,694,457

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Recent Developments

On June 29, 2020, the Purchaser Parties entered into the Agreement with Ucommune, Ucommune Shareholders, and Mr. Daqing Mao, as representative of shareholders of Ucommune. Pursuant to the Agreement, we will merge with and into Purchaser, resulting in all our stockholders becoming shareholders of the Purchaser. Concurrently therewith, Merger Sub will merge with and into Ucommune, resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of Ucommune (the “Acquisition Merger”). See Note 7 to Item 1 above for a description of the Agreement and the transactions contemplated thereby.

On July 28, 2020, we issued two unsecured promissory notes each in an amount of $222,001 (or an aggregate principal amount of $444,002), to the Sponsor and Ucommune, respectively, in exchange for the Sponsor and Ucommune each depositing such amount into the Trust Account in order to extend the amount of time we have available to complete a Business Combination from August 6, 2020 to November 6, 2020. The Notes are non-interest bearing and due upon the consummation of a Business Combination. In addition, the Notes may be converted at the lender’s discretion into units identical to the Units issued in the Initial Public Offering at a price of $10.00 per unit.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30. 2020, we had a net loss of $91,605, which consisted of operating costs of $113,397, offset by interest income on marketable securities held in the Trust Account of $18,689 and an income tax benefit of $3,103.

For the six months ended June 30. 2020, we had a net loss of $48,533, which consisted of operating costs of $211,349, offset by interest income on marketable securities held in the Trust Account of $162,816.

For the three months ended June 30, 2019, we had a net loss of $103, which consisted of operating costs.

For the six months ended June 30, 2019, we had a net loss of $16,759, which consisted of operating costs.

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

For the six months ended June 30, 2020, cash used in operating activities was $247,986, resulting primarily from net loss of $48,533 and interest earned on marketable securities held in the Trust Account of $162,816. Changes in operating assets and liabilities used $36,637 of cash.

At June 30, 2020, we had marketable securities held in the Trust Account of $44,804,228. Through June 30, 2020, an aggregate of $62,559 was withdrawn from the interest earned on the Trust Account, of which $12,500 was used to pay trustee fees and $40,545 was withdrawn to pay for franchise taxes during the six months ended June 30, 2020. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2020, we had cash of $83,829 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On July 28, 2020, we issued two unsecured promissory notes each in an amount of $222,001 (or an aggregate principal amount of $444,002), to the Sponsor and Ucommune, respectively, in exchange for the Sponsor and Ucommune each depositing such amount into the Trust Account in order to extend the amount of time we have available to complete a Business Combination from August 6, 2020 to November 6, 2020. The Notes are non-interest bearing and due upon the consummation of a Business Combination. In addition, the Notes may be converted at the lender’s discretion into units identical to the Units issued in the Initial Public Offering at a price of $10.00 per unit.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

The underwriters are entitled to a deferred fee of $0.30 per Unit, or $1,332,010 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that we fail to complete a Business Combination, subject to the terms of the underwriting agreement.

We entered into an agreement with Chardan, pursuant to which Chardan will act as our financial and mergers and acquisition advisor with respect to a Business Combination involving us. We will Chardan a cash fee equal to 5% of the aggregate sales price of our securities sold in the Business Combination. In addition, we have agreed to pay Chardan an aggregate mergers and acquisition fee based on the aggregate value (as defined in the agreement) of the Busines Combination.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

ORISUN ACQUISITION CORP.

Date: August 13, 2020	By:	/s/ Wei Chen
	Name:	Wei Chen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Xiaocheng Peng
	Name:	Xiaocheng Peng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)