Form 10-Q
period 2020-09-30
Orisun Acquisition Corp.
filed 2020-11-16
CIK 1770251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 5,783,235 shares of common stock, $0.00001 par value, issued and outstanding.

ORISUN ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

ORISUN ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$55,037	$336,270
Prepaid expenses	14,125	42,917
Total Current Assets	69,162	379,187

Marketable securities held in Trust Account	45,229,740	44,694,457
Total Assets	$45,298,902	$45,073,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$305,401	$139,954
Advance from related party	—	57,500
Total Current Liabilities	305,401	197,454

Convertible promissory notes	422,001	—
Convertible promissory note – related party	222,001	—
Deferred underwriting fee payable	1,332,010	1,332,010
Total Liabilities	2,281,413	1,529,464

Commitments

Common stock subject to possible redemption 3,736,581 and 3,831,138 shares at redemption valued as of September 30, 2020 and December 31, 2019, respectively	38,017,486	38,544,171

Stockholders’ Equity
Common stock, $0.00001 par value; 30,000,000 shares authorized; 2,046,654 and 1,952,097 shares issued and outstanding (excluding 3,736,581 and 3,831,138 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	20	20
Additional paid in capital	5,558,938	5,032,253
Accumulated deficit	(558,955)	(32,264)
Total Stockholders’ Equity	5,000,003	5,000,009
Total Liabilities and Stockholders’ Equity	$45,298,902	$45,073,644

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ORISUN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Formation and operating costs	$482,379	$59,716	$693,728	$76,475
Loss from operations	(482,379)	(59,716)	(693,728)	(76,475)

Other income:
Interest income	4,221	123,966	167,037	123,966

(Loss) income before income taxes	(478,158)	64,250	(526,691)	47,491
Benefit from income taxes	—	(9,973)	—	(9,973)
Net (loss) income	$(478,158)	$54,277	$(526,691)	$37,518

Weighted average shares outstanding, basic and diluted (1)	1,965,671	1,521,779	1,957,921	1,175,838

Basic and diluted net loss per common share (2)	$(0.24)	$(0.02)	$(0.31)	$(0.04)

(1)	Excludes an aggregate of 3,736,581 and 3,850,841 shares subject to possible redemption at September 30, 2020 and 2019, respectively.
(2)	Net loss per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $0 and $80,319 for the three and nine months ended September 30, 2020 and $84,455 for each of the three and nine months ended September 30, 2019, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ORISUN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock(1)		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2020	1,952,097	$20	$5,032,253	$(32,264)	$5,000,009

Change in value of common stock subject to possible redemption	3,812	—	(43,071)	—	(43,071)

Net loss	—	—	—	43,072	43,072
Balance – March 31, 2020	1,955,909	20	4,989,182	10,808	5,000,010

Change in value of common stock subject to possible redemption	9,762	—	91,597	—	91,597

Net loss	—	—	—	(91,605)	(91,605)
Balance – June 30, 2020	1,965,671	20	5,080,779	(80,797)	5,000,002

Change in value of common stock subject to possible redemption	80,983	—	478,159	—	478,159

Net loss	—	—	—	(478,158)	(478,158)
Balance – September 30, 2020	2,046,654	$20	$5,558,938	$(558,955)	$5,000,003

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2019	1,150,000	$12	$24,988	$(863)	$24,137

Net loss	—	—	—	(16,656)	(16,656)
Balance – March 31, 2019	1,150,000	12	24,988	(17,519)	7,481

Net loss	—	—	—	(103)	(103)
Balance – June 30, 2019	1,150,000	12	24,988	(17,622)	7,378

Sale of 4,440,024 Units, net of underwriting discounts and offering costs	4,440,024	44	41,219,290	—	41,219,334

Sale of 233,201 Private Units	233,201	2	2,332,008	—	2,332,010

Forfeiture of Founder Shares	(39,990)	—	—	—	—

Common stock subject to possible redemption	(3,850,841)	(39)	(38,613,059)	—	(38,613,098)

Sale of unit purchase options	—	—	100	—	100

Net income	—	—	—	54,277	54,277
Balance – September 30, 2019	1,932,394	$19	$4,963,327	$36,655	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ORISUN ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(526,691)	$37,518
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(167,037)	(123,966)
Changes in operating assets and liabilities:
Prepaid expenses	28,792	(73,542)
Accrued expenses	165,447	18,650
Income taxes payable	—	9,973
Net cash used in operating activities	(499,489)	(131,367)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(444,002)	(44,400,240)
Cash withdrawn from Trust Account to pay trustee fees and franchise taxes	75,756	3,264
Net cash used in investing activities	(368,246)	(44,396,976)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees paid	—	43,068,230
Proceeds from sale of Private Units	—	2,332,010
Sales of unit purchase options	—	100
Repayment of advances from related party	(57,500)	—
Proceeds from promissory note – related party	—	9,000
Repayment of promissory note – related party	—	(234,000)
Proceeds from convertible promissory notes	422,001	—
Proceeds from convertible promissory note – related party	222,001	—
Payment of offering costs	—	(413,886)
Net cash provided by financing activities	586,502	44,761,454

Net Change in Cash	(281,233)	233,111
Cash – Beginning	336,270	147,000
Cash – Ending	$55,037	$380,111

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$38,558,760
Change in value of common stock subject to possible redemption	$(526,685)	$54,338
Deferred underwriting fee payable	$—	$1,332,010

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Ucommune Group Holdings Limited (“Ucommune”) (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $3,180,906, consisting of $1,332,010 of underwriting fees, $1,332,010 of deferred underwriting fees and $516,886 of other offering costs. In addition, at September 30, 2020, cash of $55,037 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

On November 2, 2020, the Company issued an unsecured promissory note in an aggregate principal amount $444,002 to Ucommune in exchange for Ucommune depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a Business Combination from November 6, 2020 to February 6, 2021 (see Note 6).

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or closing of a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2020, the Company had $55,037 in its operating bank accounts, $45,229,740 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $181,099, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned in the Trust Account. As of September 30, 2020, approximately $385,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, officers, directors, or their affiliates. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through February 6, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account held in trust funds that invests in U.S. Treasury Bills. Through September 30, 2020, an aggregate of $75,756 was withdrawn from the interest earned on the Trust Account, of which $18,750 was used to pay trustee fees and $57,006 was withdrawn to pay for franchise taxes during the nine months ended September 30, 2020.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2020 due to the valuation allowance recorded against the Company’s net operating losses.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At September 30, 2019, weighted average shares were reduced for the effect of an aggregate of 150,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,336,613 shares of common stock (2) rights sold in the Initial Public Offering and private placement that convert into 467,323 share of common stock and (3) a unit purchase option sold to the underwriter that is exercisable for 333,002 shares of common stock, warrants to purchase 166,501 shares of common stock and rights that convert into 33,300 shares of common stock, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(478,158)	$54,277	$(526,691)	$37,518
Less: Income attributable to shares subject to possible redemption	—	(84,455)	(80,319)	(84,455)
Adjusted net loss	$(478,158)	$(30,178)	$(607,010)	$(46,937)

Weighted average common shares outstanding, basic and diluted	1,965,671	1,521,779	1,957,921	1,175,838

Basic and diluted net loss per common share	$(0.24)	$(0.02)	$(0.31)	$(0.04)

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Advances — Related Party

The Sponsor advanced the Company an aggregate of $57,500 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. At September 30, 2020 and December 31, 2019, advances of $0 and $57,500, respectively, were outstanding and due on demand.

Convertible Promissory Notes

On August 17, 2020, the Company issued an unsecured promissory note in an amount of $200,000 to an unrelated third party to finance transaction costs in connection with a Business Combination. The note is non-interest bearing and due upon the consummation of a Business Combination. In addition, the note may be converted at the lender’s discretion into units identical to the Units issued in the Initial Public Offering at a price of $10.00 per unit.

On July 28, 2020, the Company issued an unsecured promissory note in an amount of $222,001 to Ucommune in exchange for Ucommune depositing such amount into the Company’s Trust Account (see below).

Total outstanding amounts under the convertible promissory notes amounted to $422,001 as of September 30, 2020.

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

On July 28, 2020, the Company issued two unsecured promissory notes each in an amount of $222,001 (or an aggregate principal amount of $444,002), to the Sponsor and Ucommune, respectively, in exchange for the Sponsor and Ucommune each deposit such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a Business Combination from August 6, 2020 to November 6, 2020. The Notes are non-interest bearing and due upon the consummation of a Business Combination. In addition, the Notes may be converted at the lender’s discretion into units identical to the Units issued in the Initial Public Offering at a price of $10.00 per unit.

On November 2, 2020, the Company issued an unsecured promissory note in an aggregate principal amount $444,002 to Ucommune, in exchange for Ucommune depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a Business Combination from November 6, 2020 to February 6, 2021. The Note is non-interest bearing and due upon the consummation of a Business Combination. In addition, the Note may be converted at the lender’s discretion into units identical to the Units issued in the Initial Public Offering at a price of $10.00 per unit.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Warrant Solicitation Fee

The Company has agreed to pay Chardan a warrant solicitation fee of 5% of the exercise price of each Public Warrant exercised during the period commencing 12 months from the effective date of the registration statement (August 2, 2019) other than (a) in conjunction with a force-call provision, or (b) in the case that all solicitations to warrant holders are made exclusively by the Company and/or the Sponsor without third party assistance on an engaged or non-engaged basis. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to Chardan except to the extent it is limited by the number of warrants outstanding. As of September 30, 2020, no warrants have been exercised.

Advisory Agreement

The Company entered into an agreement with Chardan, pursuant to which Chardan will act as a financial and mergers and acquisition advisor to the Company with respect to a Business Combination involving the Company. The Company will pay Chardan a cash fee equal to 5% of the aggregate sales price of the Company’s securities sold in the Business Combination to the investors that are introduced by Chardan and are not holders of the Company's securities as of september 18, 2019. In addition, Chardan and an idependent consultant agreement with Mr. Feng Liu, the Company has agreed to issue Chardan as the Company's financial advisor and Mr. Feng Liu as the Company's M&A consultant an aggregate of 1,775,000 Purchaser Class A Ordinary Shares at the closing of the Business Combination.

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Additionally, certain shareholders of Ucommune may be entitled to receive earn-out shares as follows: (1) 2,000,000 Purchaser Class A Ordinary Shares if (x) the volume weighted average price (the "VWAP") of the Purchaser Class A Ordinary Shares equals or exceeds $16.50 (or any foreign currency equivalent) in any twenty trading days within a thirty trading day period before December 31, 2022 on any securities exchange or securities market on which the Purchaser Ordinary Shares are then traded or (y) Ucommune’s revenue exceeds RMB850,000,000 in the fiscal year of 2020 pursuant to the audited consolidated financial statements of Ucommune as of and for the fiscal year ended December 31, 2020; (2) 1,000,000 Purchaser Class A Ordinary Shares if (x) the VWAP of the Purchaser Class A Ordinary Shares equals or exceeds $22.75 (or any foreign currency equivalent) in any twenty trading days within a thirty trading day period before December 31, 2023 on any securities exchange or securities market on which the Purchaser Ordinary Shares are then traded or (y) Ucommune’s revenue exceeds RMB1,275,000,000 in the fiscal year of 2021 pursuant to the audited consolidated financial statements of Ucommune as of and for the fiscal year ended December 31, 2021; and (3) 1,000,000 Purchaser Class A Ordinary Shares if (x) the VWAP of the Purchaser Class A Ordinary Shares equals or exceeds $30 (or any foreign currency equivalent) in any twenty trading days within a thirty trading day period before December 31, 2024 on any securities exchange or securities market on which the Purchaser Ordinary Shares are then traded or (y) Ucommune’s revenue exceeds RMB1,912,000,000 in the fiscal year of 2022 pursuant to the audited consolidated financial statements of Ucommune as of and for the fiscal year ended December 31, 2022.

The Acquisition Merger will be consummated subject to the deliverables and provisions as further described in the Agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 2,046,654 and 1,952,097 shares of common stock issued and outstanding, excluding 3,736,581 and 3,831,138 shares of common stock subject to possible redemption, respectively.

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

ORISUN ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$45,229,740	$44,694,457

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On November 2, 2020, the Company issued an unsecured promissory note in an aggregate principal amount $444,002 to Ucommune in exchange for Ucommune depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a Business Combination from November 6, 2020 to February 6, 2021.

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

On August 17, 2020, we issued an unsecured promissory note in an amount of $200,000 to a third party. The note is non-interest bearing and due upon the consummation of a Business Combination. In addition, the note may be converted at the lender’s discretion into units identical to the Units issued in the Initial Public Offering at a price of $10.00 per unit.

On November 2, 2020, we issued an unsecured promissory note in an aggregate principal amount $444,002 to Ucommune, in exchange for Ucommune depositing such amount into Trust Account in order to extend the amount of time it has available to complete a Business Combination from November 6, 2020 to February 6, 2021. The Note is non-interest bearing and due upon the consummation of a Business Combination. In addition, the Note may be converted at the lender’s discretion into units identical to the Units issued in the Initial Public Offering at a price of $10.00 per unit.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $478,158, which consisted of operating costs of $482,379, offset by interest income on marketable securities held in the Trust Account of $4,221.

For the nine months ended September 30, 2020, we had a net loss of $526,691, which consisted of operating costs of $693,728, offset by interest income on marketable securities held in the Trust Account of $167,037.

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

For the nine months ended September 30, 2020, cash used in operating activities was $499,489, resulting primarily from net loss of $526,691 and interest earned on marketable securities held in the Trust Account of $167,037. Changes in operating assets and liabilities provided $194,239 of cash.

For the nine months ended September 30, 2019, cash used in operating activities was $131,367, resulting primarily from net income of $37,518 and interest earned on marketable securities held in the Trust Account of $123,966. Changes in operating assets and liabilities used $44,919 of cash.

At September 30, 2020, we had marketable securities held in the Trust Account of $45,229,740. Through September 30, 2020, an aggregate of $75,756 was withdrawn from the interest earned on the Trust Account, of which $18,750 was used to pay trustee fees and $57,006 was withdrawn to pay for franchise taxes during the nine months ended September 30, 2020. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2020, we had cash of $55,037 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On July 28, 2020, we issued two unsecured promissory notes each in an amount of $222,001 (or an aggregate principal amount of $444,002), to the Sponsor and Ucommune, respectively, in exchange for the Sponsor and Ucommune each deposit such amount into the Trust Account in order to extend the amount of time we have available to complete a Business Combination from August 6, 2020 to November 6, 2020. The Notes are non-interest bearing and due upon the consummation of a Business Combination. In addition, the Notes may be converted at the lender’s discretion into units identical to the Units issued in the Initial Public Offering at a price of $10.00 per unit.

On August 17, 2020, we issued an unsecured promissory note in an amount of $200,000 to a third party. The note is non-interest bearing and due upon the consummation of a Business Combination. In addition, the note may be converted at the lender’s discretion into units identical to the Units issued in the Initial Public Offering at a price of $10.00 per unit.

On November 2, 2020, we issued an unsecured promissory note in an aggregate principal amount $444,002 to Ucommune, in exchange for Ucommune depositing such amount into Trust Account in order to extend the amount of time it has available to complete a Business Combination from November 6, 2020 to February 6, 2021. The Note is non-interest bearing and due upon the consummation of a Business Combination. In addition, the Note may be converted at the lender’s discretion into units identical to the Units issued in the Initial Public Offering at a price of $10.00 per unit.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ORISUN ACQUISITION CORP.

Date: November 13, 2020	By:	/s/ Wei Chen
	Name:	Wei Chen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Xiaocheng Peng
	Name:	Xiaocheng Peng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)